Form 10-Q
XYLOGICS INC /DE/
filed 1995-03-10
CIK 810957

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED JANUARY 28, 1995

                 COMMISSION FILE NUMBER 0-15487

                         XYLOGICS, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                        04-2669596
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification Number)

53 Third Avenue, Burlington, Mass.              01803
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (617) 272-8140

                              None
                (Former name, former address and
        former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 28, 1995.


Common Stock, par value $.10                  5,080,455
  (Titles of each class)                     (Number of Shares)










                         XYLOGICS, INC.

                        TABLE OF CONTENTS



                                                           Page


Part I -  FINANCIAL INFORMATION (UNAUDITED):

     Consolidated balance sheets at January 28, 1995
     and October 31, 1994                                    3

     Consolidated statements of operations for the
     three-month periods ended January 28, 1995 and
     January 29, 1994                                        4

     Consolidated statements of cash flows for the
     three-month periods ended January 28, 1995 and
     January 29, 1994                                        5

     Notes to consolidated financial statements              6

     Management's discussion and analysis of financial
     condition and results of operations                     8


Part II - OTHER INFORMATION                                 12














                         XYLOGICS, INC.
  PART I - FINANCIAL INFORMATION - CONSOLIDATED BALANCE SHEETS
                            ($000's)
ASSETS
                              January 28, 1995  October 31, 1994
                                               (Unaudited)
Current Assets:
  Cash and Cash Equivalents            $12,200        $10,834
  Accounts Receivable                    9,966          9,070
  Refundable Income Taxes                  333            608
  Inventories                            5,539          5,971
  Prepaid Expenses                         260            159
  Prepaid Income Taxes                   1,883          1,628
Total Current Assets                   $30,181        $28,270

Equipment and Improvements, at cost:
  Equipment                            $13,723        $13,215
  Furniture                                555            550
  Leasehold Improvements                   694            694
                                       $14,972        $14,459
  Less:  Accumulated Depreciation
   and Amortization                    (12,183)       (11,932)
                                       $ 2,789        $ 2,527

Other Assets, net                      $ 4,176        $ 4,250
                                       $37,146        $35,047

              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable                    $ 3,042        $ 2,696
  Accrued Expenses                      4,671          4,699
Total Current Liabilities             $ 7,713        $ 7,395

Deferred Income Taxes                 $ 2,893        $ 2,679

Commitments

Stockholders' Investment:
  Common Stock, $.10 Par Value -
  Authorized -- 25,000,000 shares.
  Issued -- 5,090,455 shares at
  January 28, 1995 and 5,028,032
  shares at October 31, 1994          $   509       $    503
  Additional Paid-in Capital           14,719         14,181
  Retained Earnings                    11,546         10,355
  Treasury Stock - 10,000 at January
    28, 1995 and 4,776 shares at
    October 31, 1994                     (234)           (66)
Total Stockholders' Investment        $26,540        $24,973
                                      $37,146        $35,047


See accompanying notes to the consolidated financial statements.





                         XYLOGICS, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (in $000's except per share data)


                                 Three Months Ended
                           January 28, 1995    January 29, 1994


Net Sales                        $14,545          $11,324

Cost of Goods Sold                 7,570            5,777

  Gross Profit                    $6,975           $5,547

Operating Expenses

  Engineering, R&D                $1,527           $1,401
  Sales and Marketing              2,715            2,097
  General and Administrative       1,147            1,031

    Total Expenses                $5,389           $4,529

  Income from Operations           1,586            1,018

Interest Income, Net                 126               59

Foreign Exchange Loss                (11)              (9)

Income Before Provision for
  Income Taxes                    $1,701           $1,068

Provision for Income Taxes           510              395

Net Income                        $1,191           $  673

Net Income per Share              $  .20           $  .13

Weighted Average Number of Common
  and Common Equivalent Shares
  Outstanding
     Primary                       5,746          5,279
     Fully Diluted                 5,824          5,359




See accompanying notes to the consolidated financial statements.



                         XYLOGICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED
                            ($000's)

                                        Three Months Ended
                                 January 28, 1995 January 29, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $1,191          $673
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
      Depreciation and amortization           759          553
      Deferred (prepaid) income taxes         (41)         (5)
      Changes in assets and liabilities:
        Refundable income taxes               275           -
        Accounts receivable                  (896)     (1,977)
        Inventories                           432        (308)
        Prepaid expenses                     (101)       (267)
        Accounts payable                      346         615
        Accrued expenses                      (28)       (393)
        Accrued income taxes                    -         343

          Net cash provided by (used for)
            operating activities           $1,937       ($766)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements  ($  513)      ($196)
  Capitalization of software development
    costs                                    (440)       (304)
  Decrease in other assets                      5          66

          Net cash used for investing
            activities                    ($  948)    ($  434)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of related
    expenses                               $  611        $248
  Purchases of treasury stock                (234)      ( 560)

         Net cash provided by (used for)
           financing activities            $  377     ($  312)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         $1,366     ($1,512)

CASH AND CASH EQUIVALENTS, beginning
  of period                                10,834       9,033

CASH AND CASH EQUIVALENTS, end of period  $12,200       $7,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for income taxes             $9,072       $   -
    Cash paid for interest                 $    -       $   -



See accompanying notes to the consolidated financial statements.



                         XYLOGICS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
All material intercompany balances and transactions have been eliminated.

  2. The consolidated financial statements as of January 28, 1995 and for the three-month periods ended January 28, 1995 and January 29, 1994 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three-month period ended January 28, 1995 are not necessarily indicative of the results for the entire year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's consolidated annual financial statements and notes.

  3. Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                             1/28/95   10/31/94
                                                   ($000's)

     Purchase parts and materials            $2,404     $2,295
     Work-in-process and finished goods       3,135      3,676

                                             $5,539     $5,971


   4. Net income per share is based on the weighted average number of primary and fully diluted shares of common stock and common stock equivalents (stock options) outstanding during the period.

   5. One November 4, 1994, the Company declared a two-for-one stock split of the Company's common stock effected as a 100% stock dividend to shareholders of record on November 18, 1994. The distribution of the dividend was completed on December 2, 1994. All share and per share amounts have been restated to reflect the two-for-one stock split.

   6. The Company had sales to one customer of approximately $2,745,000 (19% of net sales) in the first quarter of 1995. During the same quarter of 1994, sales to this customer were $2,037,000 (18% of net sales). Sales to a second customer for the first quarter of 1995 were approximately $1,870,000 (13% of net sales). Sales to this same customer in the first quarter of 1994 were $1,516,000 (13% of net sales).

   7. The Company capitalizes certain computer software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs are amortized on a straight-line basis over two years beginning at the time of the initial shipment to customers of the related products. Amortization expense recorded for the periods ending January 28, 1995 and January 29, 1994 were approximately $287,000 and $140,000, respectively, and is reflected in cost of goods sold. During the first quarters of 1995 and 1994, approximately $440,000 and $304,000, respectively, of certain software development costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86. The unamortized balance of these capitalized costs at January 28, 1995 and January 29, 1994 is approximately $2,421,000 and $1,590,000, respectively, and is included in other assets.

   8. In July 1994 the Company completed payment for the acquisition of certain Novell/IPX remote access and dial-up routing technology, as well as the LANmodem product line from Microtest, Inc. of Phoenix, Arizona. The fixed and variable components of the acquisition price totalled $1,573,000. The Company also paid Microtest, Inc. approximately $600,000 for LANmodem inventory in the first quarter of 1994.

   In the first quarter of 1995, the Company began amortizing Novell/IPX remote access and dial-up routing technology as a result of initial shipments. The amortization expense for the first quarter of fiscal 1995 was approximately $144,000. This amortization expense is reflected in engineering, research and development expenses.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



First Quarter of Fiscal 1995 Compared to the First Quarter of
Fiscal 1994:

Net Sales: Net sales for the first quarter of 1995 increased by $3,221,000 or 28% over the first quarter of 1994. The increase was primarily attributable to the networking product line through the reseller channel.

Net sales to resellers increased $2,607,000 or 66% and sales to OEMs increased $615,000 or 8% in the first quarter of 1995 as compared to the first quarter of 1994. The growth in sales to resellers consisted of a $2,646,000 or 70% increase in sales of networking products offset by a $39,000 or 26% decline in controller products. The $615,000 increase in sales to OEMs consisted of a $681,000 or 12% increase in sales of networking products, offset by a decrease of $66,000 or 4% in sales of the controller product.

While our two largest OEMs realized impressive growth, a few other OEMs were not as successful. Our OEMs frequently refer their customers to Xylogics' resellers when the OEMs end-user customer wants more Xylogics' features or configurations than the OEMs carry in their product line. This contributes to our reseller channel growing at a faster rate than our OEMs.

Networking revenue increased $3,327,000 or 35% in the first quarter of 1995 over the first quarter of 1994. Networking revenue, as a percentage of total revenue, increased from 83% in the first quarter of 1994 to 87% in the first quarter of 1995. Controller revenue declined $105,000 or 5% in the first quarter of 1995 compared to the first quarter of 1994. Controller revenue, as a percentage of total revenue, decreased from 17% in the first quarter of 1994 to 13% in the first quarter of 1995.

Revenue grew significantly in both the domestic and international markets. Net domestic sales in the first quarter of 1995 increased $1,490,000 or 21% over the first quarter of 1994. The increase in domestic revenue was attributable to a $1,914,000 or 30% increase in networking revenue, which more than offset a $424,000 or 48% decrease in controller sales. The domestic reseller channel grew $1,573,000 or 66%, representing a $1,628,000 or 72% growth in networking revenue offset by a $55,000 or 37% decline in controller sales. International sales increased $1,732,000 or 43% in the first quarter of 1995 over the first quarter of 1994. International sales represented 40% of total revenue as compared to 36% a year ago. The increase in international revenue was attributable to a $1,413,000 increase in networking revenue and a $319,000 increase in controller revenue. The international reseller channel grew $1,033,000 or 67%. Almost all of this growth represented networking revenue. The international OEM channel grew $699,000 or 28% due to increases in sales of networking and controller products.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success depends on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies. The Company will be required, therefore, to invest significant amounts in marketing and research and development. Because of these and other factors, including those discussed below, there can be no assurance that the Company will be able to continue its growth in revenues and sustain its profitability on a quarterly or annual basis.

The Company does not require resellers to carry inventory. The only exception is Westcon, Inc., a two-tier distributor that carries inventory for its own resellers. Therefore, the Company's ability to fill orders within a seven-day period is critical to the Company's overall success. The Company's OEM customers do carry inventory; however, just-in-time inventory procurement and management practices are generally applied, and our customers, both OEMs and resellers, are demanding shorter and shorter lead-times to obtain product. This adds a significant element of risk, as the Company is required to anticipate what products will be required for sale before any firm orders or forecasts are received from the customer. In addition, over one half of each quarter's revenue is typically booked in the second half of each fiscal quarter. These factors require the Company to carry more inventory and raise the risk that the Company will not properly forecast the mix or timing of when actual orders are received. This trend is expected to continue over the foreseeable future.

Gross Profit: Gross profit as a percentage of sales was 48% in the first quarter of 1995, as compared to 49% in 1994. Gross profit was unfavorably impacted by significantly lower gross margins on controller products. Gross profit margins on controller products decreased to 44% in the first quarter of 1995 as compared to 47% in the same quarter of 1994, primarily as a result of lower volumes manufactured and shipped. Gross profit margins on networking products were 48.5% in the first quarter of 1995 as compared to 49.4% in the same quarter one year ago. Increases in product start-up expenses and amortization of previously capitalized software development costs resulted in lower gross margins on networking products.

Operating Expenses: Engineering, research and development expenses were $1,527,000 during the first quarter of fiscal 1995, reflecting an increase of $126,000 or 9% over the same period in fiscal 1994. As a percent of revenue, these expenses decreased from 12.4% in the first quarter of 1994 to 10.5% in the first quarter of 1995. Most of the growth in expenses was due to an increase in the labor force and software consulting for our networking product line. The 1995 and 1994 first quarter expenses do not include the capitalization of $440,000 and $304,000, respectively, capitalized pursuant to Statement of Financial Accounting Standards Number 86 (SFAS No. 86). Engineering, research, and development expenses also exclude $287,000 and $140,000 of amortization expense of previously capitalized expenses pursuant to SFAS No. 86 which appear in cost of sales.

Sales and marketing expenses were $2,715,000 during the first quarter of 1995, reflecting an increase of $618,000 or 29% over the same period in 1994. As a percent of revenue, these expenses remained the same at 19% in both the first quarter of 1995 and 1994. The growth in spending was primarily attributable to an increase in sales and marketing labor expenses and increased sales promotional activities.

General and administrative expenses were $1,147,000 during the first quarter of 1995, reflecting an increase of $115,000 or 11% from the same period in 1994. As a percentage of revenue, the expenses decreased from 9% in the first quarter of 1994 to 8% in the first quarter of 1995. The increase in spending was primarily due to payroll related expenses and an investor relations program to promote the Company to the financial community.

The Company has targeted the networking market as the focus of its development efforts, and has carefully restricted resources devoted to the controller business. As a result, the controller products continue to generate a greater share of the Company's income than might normally be expected.

Interest Income: Net interest income was $126,000 in the first quarter of 1995 as compared to $59,000 during the same period in fiscal 1994. Higher cash balances coupled with higher interest rates led to the increase in interest income.

Foreign Exchange and Translation Loss: The Company incurred an insignificant foreign exchange loss of $11,000 and $9,000 in the first quarter of 1995 and 1994, respectively. The Company records foreign currency gains or losses when translating the financial statements of the Company's foreign subsidiaries in accordance with Statement of Financial Accounting Standards Number 52 (SFAS No. 52).

Income Taxes: The Company's effective federal and state income tax rate during the first fiscal quarter ended January 28, 1995 was 30% as compared to an effective income tax rate of 37% for the comparable period in 1994. The lower effective income tax rate in 1995 is due primarily to increased research and development tax credits.

Liquidity and Capital Resources

At January 28, 1995, the Company had cash and cash equivalents of $12,200,000, which represents an increase of $1,366,000 during the quarter. The increase in cash was partially due to receiving $611,000 from the sale of common stock related to employee stock options and employee stock purchase plans. Cash was also generated by a $432,000 decrease in inventory.

The Company expended $513,000 for the purchase of equipment and capitalized $440,000 of software development costs in the first quarter of 1995. The Company repurchased 10,000 shares of its own stock for $234,000 solely for the purpose of partially funding employee stock purchase and option plans.

Working capital at January 28, 1995 was $22,468,000 as compared to $16,668,000 at October 31, 1994. The current ratio was 3.9 to
1.0 at January 28, 1995 as compared with 3.6 to 1.0 at October 31,
1994.

The Company believes that the available cash balances, together with cash balances from operations, will be sufficient to meet the Company's operating requirements through its fiscal year ending October 31, 1995.








                         XYLOGICS, INC.

                   PART II - OTHER INFORMATION



Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

       a. Exhibits

          None

       b. Reports on Form 8-K

          None










                             SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                              Xylogics, Inc.
                              (Registrant)





Date:_______________
                              Maurice L. Castonguay
                              Vice President, Finance,
                              Treasurer and Chief
                              Financial Officer






</TEST>