Form 10-Q
period 1995-04-29
XYLOGICS INC /DE/
filed 1995-06-13
CIK 810957

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549

                                              FORM 10-Q

                             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE QUARTER ENDED APRIL 29, 1995

                                   COMMISSION FILE NUMBER 0-15487

                                           XYLOGICS, INC.
                       (Exact name of registrant as specified in its charter)


Delaware                                                   04-2669596

(State of Other Jurisdiction                          (IRS Employer
of Incorporation or Organization)                     Identification
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

                                          Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 1995.


Common Stock, par value $.10                                 5,354,580
(Titles of each class)                                       (Number of Shares)

                                           XYLOGICS, INC.

                                          TABLE OF CONTENTS



                                                                      Page

Part I -  FINANCIAL INFORMATION (UNAUDITED):

        Consolidated balance sheets at
        April 29, 1995 and October 31, 1994                               3

        Consolidated statements of operations
        for the three-and six-month periods ended
        April 29, 1995 and April 30, 1994                                 4

        Consolidated statements of cash flows
        for the six-month periods ended
        April 29, 1995 and April 30, 1994                                 6

        Notes to consolidated financial
        statements                                                        8

        Management's discussion and analysis
        of financial condition and results
        of operations                                                    12


Part II - OTHER INFORMATION                                              19





                                                   XYLOGICS, INC.

                            PART I - FINANCIAL INFORMATION - CONSOLIDATED BALANCE SHEETS

                                                       ($000s)


ASSETS                                                                     Apr 29, 1995          Oct 31, 1994
                                                                            (Unaudited)
Current Assets:
  Cash and Cash Equivalents                                                 $ 8,914                $10,834
  Accounts Receivable                                                        12,295                  9,070
  Refundable Income Taxes                                                       333                    608
  Inventories                                                                 6,334                  5,971
  Prepaid Expenses                                                              394                    159
  Prepaid Income Taxes                                                        2,105                  1,628
                                                                           ________               ________

Total Current Assets                                                        $30,375                $28,270
                                                                           ________               ________

Equipment and Improvements, at cost:
  Equipment                                                                 $14,330                $13,215
  Furniture                                                                     481                    550
  Leasehold Improvements                                                        611                    694
                                                                           ________               ________

                                                                            $15,422                $14,459
  Less:  Accumulated Depreciation
         and Amortization                                                   (12,452)               (11,932)
                                                                           ________               ________

                                                                            $ 2,970                $ 2,527
                                                                           ________               ________

Other Assets, net                                                           $ 4,921                $ 4,250
                                                                           ________               ________

                                                                            $38,266                $35,047
                                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable                                                          $ 4,562                $ 2,696
  Accrued Expenses                                                            6,923                  4,699
                                                                           ________               ________

Total Current Liabilities                                                   $11,485                $ 7,395
                                                                           ________               ________

Deferred Income Taxes                                                       $ 2,893                $ 2,679
                                                                           ________               ________


Commitments                                                                       -                      -

Stockholders' Investment:
  Common Stock, $.10 Par Value -
  Authorized -- 25,000,000 shares.
  Issued -- 5,357,080 shares at
  April 29, 1995 and 5,028,032 at
  October 31, 1994                                                         $    536                $    503
  Additional Paid-in Capital                                                 17,739                  14,181
  Retained Earnings                                                           5,661                  10,355
  Cumulative Translation Adjustment                                               2                       -
  Treasury Stock - 2,500 shares
  at April 29, 1995 and 4,776
  shares at October 31, 1994                                                (    50)                  (  66)
                                                                           ________                ________

Total Stockholders' Investment                                              $23,888                 $24,973
                                                                           ________                ________

                                                                            $38,266                 $35,047
                                                                           ========                ========


See accompanying notes to the consolidated financial statements.
/TABLE

                                                   XYLOGICS, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          (in $000s except per share data)


                                                            Three Months Ended                 Six Months Ended
                                                    4/29/95            4/30/94          4/29/95         4/30/94


Net Sales                                          $15,513             $12,052         $30,058          $23,376

Cost of Goods Sold                                   8,003               6,261          15,574           12,038
                                                  ________            ________        ________         ________

  Gross Profit                                     $ 7,510             $ 5,791         $14,484          $11,338
                                                  ________            ________        ________         ________

Operating Expenses

  Engineering, R&D                                 $ 1,629             $ 1,449          $3,156         $  2,850
  Sales and Marketing                                3,078               2,144           5,793            4,241
  General
    and Administrative                               1,136               1,044           2,283            2,075
  Write-off of
   In-process R&D                                    6,741                   -           6,741                -
  Write-off of
   Impaired Assets                                     921                   -             921                -
                                                  ________            ________        ________         ________

    Total Expenses                                 $13,505             $ 4,637         $18,894         $  9,166
                                                  ________            ________        ________         ________

  Income (Loss)
    from Operations                                ($5,995)             $1,154         ($4,410)        $  2,172

Interest Income, Net                                   161                  57             287              117

Foreign Exchange
 Gain (Loss)                                            (4)                  -             (15)              (9)
                                                  ________            ________        ________         ________

Income (Loss)
 Before Income Taxes                               ($5,838)            $ 1,211         ($4,138)        $  2,280

Provision for Income Taxes                              46                 448             556              844
                                                  ________            ________        ________         ________

Net Income (Loss)                                  ($5,884)           $    763         ($4,694)        $  1,436
                                                  ========            ========        ========         ========


Primary Earnings
 (Loss) Per Share                                   ($1.14)               $.14           ($.93)            $.27
                                                  ========            ========        ========         ========
Fully Diluted Earnings
 (Loss) Per Share                                   ($1.14)               $.14           ($.93)            $.27
                                                  ========            ========        ========         ========


Weighted Average Common Shares                       5,148                   -            5,074               -

Weighted Average Common
 and Common Equivalent
 Shares Outstanding
   Primary                                           5,148               5,326            5,074           5,290
   Fully Diluted                                     5,148               5,416            5,074           5,373



See accompanying notes to the consolidated financial statements.

                                                    XYLOGICS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       UNAUDITED

                                                        ($000s)

                                                                                                 Six Months Ended
                                                                                       4/29/95              4/30/94

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          ($4,694)             $ 1,436
  Adjustments to reconcile net income to
    net cash provided by (used for)
     operating activities:
      Depreciation and amortization                                                     1,583                1,037
      Deferred (prepaid) income taxes                                                    (263)                 303
  Changes in assets and liabilities,
    excluding Scorpion Logic Ltd. Acquisition
      Refundable income taxes                                                             275                    -
      Accounts receivable                                                              (2,185)              (1,071)
      Inventories                                                                         150               (1,156)
      Prepaid expenses                                                                   (223)                   7
      Accounts payable                                                                  1,368                  377
      Accrued expenses                                                                  1,817                 (405)
      Accrued income taxes                                                                (13)                 224
                                                                                     ________             ________
          Net cash provided by (used for)
            operating activities                                                      ($2,185)              $  752

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements                                              ($  923)             ($  578)
  Capitalization of software development costs                                           (954)             (   722)
  Decrease in other assets                                                                  6                  197
  Purchase of intangible assets                                                             -              (     5)
  Investing activities related to Scorpion
    Logic Ltd. Acquisition
      Scorpion Logic NBV, less cash acquired                                             (612)                   -
      Purchase of intangible assets                                                    (1,700)                   -
      Write-off of impaired assets                                                        921                    -
                                                                                     ________             ________

          Net cash used for investing activities                                      ($3,262)             ($1,108)
                                                                                     ________             ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of related expenses                                      $   785              $   439
  Issuance of common stock to acquire
    Scorpion Logic Ltd. Acquisition                                                     3,157                    -
  Purchase of treasury stock                                                             (335)                (662)
  Decrease in short-term debt, related to
    Scorpion Logic Ltd. Acquisition                                                       (82)                   -
  Cumulative Translation Adjustment                                                         2                    -
                                                                                     ________             ________
          Net cash provided by (used for)
            financing activities                                                      $ 3,527             ($   223)
      7                                                                              ________             ________




DECREASE IN CASH AND CASH EQUIVALENTS                                                ($ 1,920)            ($   579)

CASH AND CASH EQUIVALENTS, beginning of period                                        $10,834              $ 9,033
                                                                                     ________             ________

CASH AND CASH EQUIVALENTS, end of period                                              $ 8,914              $ 8,454
                                                                                     ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                           $  262              $   413
  Cash paid for interest                                                                    -                    -



See accompanying notes to the consolidated financial statements.

                                           XYLOGICS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. On April 20, 1995 the Company acquired Scorpion Logic Limited and its wholly owned subsidiary, Infinite Networks, Limited (Note 9). The accompanying balance sheet includes the assets and liabilities of Scorpion Logic Limited at April 29, 1995. This transaction was accounted for as a purchase, and accordingly, the statement of operations includes Scorpion Logic's results of operations from the date of acquisition, April 20, 1995, through the quarter ending April 29, 1995. Based on unaudited data, the following table presents on a pro forma basis selected financial information for the Company and Scorpion Logic Ltd. assuming the companies had been combined at the beginning of the period presented.

                                           Xylogics, Inc.
                                      Scorpion Logics, Limited
                                     Infinite Networks, Limited
                            Pro Forma Condensed Statements of Operations
                                      For the Six Months Ended

                                  (in $000s except per share data)

                                                     April 29, 1995           April 30, 1994
                                                       (Unaudited)

Net Sales                                                  $32,438                  $24,062

Net Loss                                                   ($4,237)                 ($5,706)

Net Loss Per Share                                           ($.80)                  ($1.14)

Weighted Average                                             5,306                    5,018
  Shares Outstanding

     2. The consolidated financial statements as of April 29, 1995 and for the three-and six-month periods ended April 29, 1995 and April 30, 1994 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three- and six-month periods ended April 29, 1995 are not necessarily indicative of the results for the entire year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's consolidated annual financial statements and notes.

     3. Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                              4/29/95                10/31/94

                                                         ($000's)

Purchase parts
  and materials                               $2,427                 $2,295
Work-in-process and
 finished goods                                3,907                  3,676

                                              $6,334                 $5,971


     4. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered in the computation of net loss per share, as the result would be antidilutive. Net income per share is based on the weighted average number of primary and fully diluted shares of common stock and common stock equivalents (stock options) outstanding during the period.

     5. On November 4, 1994, the Company declared a two-for-one stock split of the Company's common stock effected as a 100% stock dividend to shareholders of record on November 18, 1994. The distribution of the dividend was completed on December 2, 1994. All share and per share amounts have been restated to reflect the two-for-one stock split.

     6. For the quarter ended April 29, 1995, the Company had sales to three customers that each represented more than 10% of the Company's total sales for the quarter. The Company had sales to the first customer of approximately $2,212,000 (14% of net sales) in the second quarter of 1995. During the same quarter of 1994, sales to this customer were $1,311,000 (11% of net sales). Sales to a second customer for the second quarter of 1995 were approximately $1,771,000 (11% of net sales). Sales to this same customer in the second quarter in 1994 were $434,000 (4% of net sales). Sales to a third customer for the second quarter of 1995 were approximately $1,672,000 (11% of net sales) as compared to sales to this customer in the second quarter of 1994 of $1,271,000 (11% of net sales).

     For the first half of 1995, the Company had sales to two customers that represented more than 10% of the Company's sales for the first six months of 1995. Sales to the first customer were $4,957,000 (17% of net sales) compared to sales for this same customer in 1994 of $3,348,000 (14% of net sales). Sales to a second customer for the first half of 1995 were $3,590,000 (12% of net sales) compared to sales to this same customer in 1994 of $2,787,000 (12% of net sales).

     7. The Company capitalizes certain computer software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86). These costs are amortized on a straight line basis over two years beginning at the time of the initial shipment to customers of the related products. Amortization expense recorded for the three-month periods ending April 29, 1995 and April 30, 1994 was approximately $343,000 and $173,000 respectively, and is reflected in cost of goods sold. During the second quarter of 1995 and 1994, approximately $514,000 and $419,000, respectively, of certain software development costs were capitalized in accordance with SFAS No. 86. For the first six months of fiscal 1995 and 1994, amortization expenses were $630,000 and $313,000, respectively. In addition, as a result of the acquisition of Scorpion Logic, $58,000 of previously capitalized software development cost was written-off as an impaired asset in the second quarter of fiscal 1995. The unamortized balance of these capitalized costs at April 29, 1995 and April 30, 1994 is approximately $2,534,000 and $1,721,000 respectively, and is included in other assets.

     8. In July 1994, the Company completed payment for the acquisition of certain Novell/IPX remote access and dial-up routing technology, as well as the LANmodem product line from Microtest, Inc. of Phoenix, Arizona. The fixed and variable components of the acquisition price totaled $1,573,000. The Company also paid Microtest approximately $600,000 for LANmodem inventory in the first quarter of 1994.

        In the first quarter of 1995, the Company began amortizing the Novell/IPX remote access and dial-up routing technology as a result of initial shipments. The amortization expense for the second quarter of fiscal 1995 was approximately $144,000 and $287,000 for the first six months of 1995. This amortization expense is reflected in engineering, research and development expenses. As a result of the acquisition of Scorpion Logic, the remaining balance of the Novell/IPX technology acquired from Microtest was written off as an impaired asset in the amount of $863,000 in the second quarter of 1995.

     9. On April 20, 1995 the Company acquired all of the issued capital stock of Scorpion Logic Limited, a developer of high-speed, intelligent ISDN "on-demand" routing systems, and its wholly owned subsidiary, Infinite Networks, Limited, each a private company limited by shares and incorporated in England and Wales. Scorpion Logic will be combined with Infinite Networks and will become a separate business unit of Xylogics.

Scorpion Logic was acquired for a combination of 244,000 shares of Xylogics common stock, par value $.10, and approximately $4,800,000 in cash. The total cost of the acquisition includes the purchase price of $9,263,000, and a charge to earnings for

$921,000 for Xylogics intangible assets impaired as a result of the acquisition.

The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 (APB 16). The purchase price exceeded the book value of the net assets of Scorpion Logic by $8,441,000, which was allocated principally to in-process research and development for $6,741,000 and was charged to earnings in the second fiscal quarter ended April 29, 1995. The $6,741,000 represents the appraised value of in-process research and development of primary rate ISDN technology and other ISDN routing technology under development in which technological feasibility has not been established. The balance of the purchase price was allocated as follows:


Product Line                                          $  600,000
IPX Technology                                           400,000
Trademark and customer lists                             300,000
Goodwill                                                 400,000
                                                      ----------
                                                      $1,700,000
                                                      ==========

The product line and IPX technology are being amortized, for financial accounting purposes, over a two and three-year period, respectively, commencing in the third fiscal quarter of 1995.
The trademark and customer lists and goodwill are being amortized over a ten-year period commencing in the third fiscal quarter of 1995.

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Second Quarter of Fiscal 1995 Compared to Second Quarter of
Fiscal 1994

Net Sales: Net sales for the second quarter of 1995 increased by $3,461,000 or 29% as compared to the second quarter of 1994. The increase was attributable to the higher volume of products shipped from its networking product line, and a slight increase in sales of the Company's controller products. The Company acquired Scorpion Logic Ltd. on April 20, 1995 and reported an insignificant amount of revenue resulting from this acqusition in its quarter ended April 29, 1995.

Net sales to resellers increased $1,800,000 or 36% and sales to OEMs increased $1,661,000 or 24% in the second quarter of 1995 as compared to the second quarter of 1994. The $1,800,000 growth in sales to resellers consisted primarily of a $1,925,000 increase in sales of networking products, reflecting a 40% growth over the previous year, offset by a decrease of $125,000 in sales of the controller product, reflecting a 66% decrease from the previous year. The $1,661,000 increase in sales to OEMs consisted of a $1,374,000 increase in sales of networking products, primarily the Micro Annex hub boards, and a $287,000 increase in sales of the controller product.

Networking revenue increased $3,299,000 or 32% in the second quarter of 1995 from the second quarter of 1994. As a percentage of total revenue, networking revenue increased from 85% in the second quarter of 1994 to 87% in the second quarter of 1995. Controller revenues increased $161,000 in the second quarter of 1995 compared to the second quarter of 1994. This increase was due to an increase in sales of the newer generation Multibus II product to our largest international OEM.

Revenue grew in both the domestic and international markets. Net domestic sales in the second quarter of 1995 increased $1,449,000 or 17% from the second quarter of 1994. Domestic sales represented 63% of total revenue as compared with 69% a year ago. The increase in domestic revenue was attributable to a 24% increase in networking revenue offset by a 33% decrease in controller sales. The domestic OEM channel grew 11% primarily due to shipments of custom hub boards. The domestic reseller channel grew 28% primarily due to sales of the new Remote Annex product line and an increase in sales of the Micro Annex. International sales represented 37% of total revenue as compared to 31% a year ago. The increase in international revenue was attributable to an increase in the networking sales of the new Remote Annex product line and an increase in controller revenues of the newer generation Multibus II product to our largest OEM. The international reseller channel grew 48% and the international OEM channel grew 62%.

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success depends upon its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies. The Company will be required, therefore, to invest significant amounts in marketing and research and development. Because of these and other factors, including those discussed below, there can be no assurance that the Company will be able to continue its growth in revenues and sustain its profitability on a quarterly or annual basis.

The Company does not require resellers to carry inventory. The only exception is Westcon, Inc., a two-tier distributor who carries inventory for its own resellers. Therefore, the Company's ability to fill orders within a seven day period is critical to the Company's overall success. The Company's OEM customers do carry inventory; however, just-in-time inventory procurement and management practices are generally applied, and our customers, both OEMs and resellers, are demanding shorter lead-times to obtain product. This adds a significant element of risk, as the Company is required to anticipate what products will be required for sale before any firm orders or forecasts are received from the customer. In addition, over one half of each quarter's revenue is typically booked in the second half of each fiscal quarter and is shipped in the last month of the quarter. These factors require the Company to carry more inventory and raise the risk that the Company will not properly forecast the mix or timing of when actual sales are made. This trend is expected to continue over the foreseeable future. Westcon is also able to do stock rotation on up to 15% of its purchases over the last 90 days. The inventory exchanged by Westcon is unused and will be resold to other customers.

Gross Profit: Gross profit as a percentage of sales was 48% in the second quarter of 1995 and 1994. Gross profit as a percentage of sales remained the same due to the fact that the impact of higher networking volumes manufactured and shipped was offset by higher obsolescence provisions for older generation products and higher FASB 86 software amortization. Gross profit margins on networking products increased slightly to 49% in the second quarter of 1995 as compared to 48% in the same quarter of 1994, as a result of higher margins achieved in the reseller channel and shipments of the new Remote Annex product line which yields higher margins. Gross profit margins on the controller product line declined to 44% in the second quarter of 1995 from 46% for the same quarter of 1994 due to a change in product mix toward newer, lower margin products.

Operating Expenses:

Engineering, research and development expenses were $1,629,000 during the second quarter of fiscal 1995, reflecting an increase of $180,000 or 12% over the same period in fiscal 1994. As a percent of revenue, these expenses decreased from 12% in the second quarter of 1994 to 10.5% in the second quarter of 1995. Most of the growth in expenses was due to an increase in the labor force and software consulting for our networking product line. Partial funding is provided by several of the Company's OEMs to cover some of the networking development costs. The 1995 and 1994 second quarter expenses do not include the capitalization of $514,000 and $419,000, respectively, capitalized pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86). Engineering, research and development expenses also exclude $343,000 and $173,000 of amortization expense of previously capitalized expenses pursuant to SFAS No. 86 which appears in cost of sales.

Sales and marketing expenses were $3,078,000 during the second quarter of 1995, reflecting an increase of $934,000 or 44% over the same period in 1994. As a percent of revenue, these expenses increased from 18% in the second quarter of 1994 to 20% in the second quarter of 1995. The growth in spending was primarily attributable to an increase in the labor force and increased sales promotional activities.

General and administrative expenses were $1,136,000 during the second quarter of 1995, reflecting an increase of $92,000 or 9% from the same period in 1994. As a percentage of sales, the expenses decreased from 9% in the second quarter of 1994 to 7% in the same quarter of 1995. The increase in spending was primarily due to payroll related expenses.

Write-off of in-process research and development was $6,741,000 representing the appraised value of in-process research and development of primary rate ISDN technology and other ISDN routing technology under development in which technological feasibility has not been established.

Write-off of impaired assets represents Xylogics intangible assets impaired as a result of the acquisition. These assets were reflected as other assets on Xylogics balance sheet prior to the acquisition.

The Company reported a net loss for the second quarter of fiscal 1995, of $5,885,000 or $1.14 per share based on 5,148,000 weighted average shares outstanding. The loss reflects pretax charges of $6,741,000 for acquired in-process research and development as a result of the Scorpion Logic Ltd. acquisition, and 921,000 for the write-off of Xylogics intangible assets, impaired as a result of this acquisition (see note 9).

The Company has targeted the networking market as the focus of its development efforts and has carefully restricted any resources which are devoted to the controller business. As a result, the controller products continue to generate a greater share of the Company's income than might normally be expected.

Interest Income: Net interest income was $161,000 in the second quarter of 1995 as compared to $57,000 during the same period in fiscal 1994. Higher cash balances and higher interest rates led to the increase in interest income.

Foreign Exchange and Translation Gain (Loss): The Company incurred an insignificant foreign exchange loss of $4,000 in the second quarter of 1995. There was no foreign exchange loss in the second quarter of 1994. The Company records currency gains or losses when translating the financial statements of the Company's foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52).

Income Taxes: The provision for income taxes for the second quarter ended April 29, 1995 takes into effect the fact that $5,992,000 of the $6,741,000 write-off of in-process research and development is not tax deductible. Therefore, the Company provided income taxes at a 30% rate based on pretax income of $153,000 (adjusted for the non-deductible write-off). The Company's effective federal and state income tax rate during the second quarter ended April 29, 1994 was 37%.


First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994

Net Sales: Net sales for the six months ended April 29, 1995 increased $6,682,000 or 29% as compared to the first six months of 1994. The increase was attributable to a higher volume of products shipped from the networking product line, offset slightly by a decline in sales of the Company's controller products.

In the first six months of 1995, net domestic sales increased $2,939,000 or 19% and international sales increased $3,743,000 or 48% as compared to the first six months of 1994. Domestic sales represented 62% of total revenue as compared to 67% a year ago. The increase in domestic revenue was attributable to an increase of $3,686,000 or 27% in networking revenues offset by a $747,000 or 40% decrease in controller revenues. The domestic OEM and reseller channel grew 5% and 45% respectively, as compared to the first six months of 1994. International sales represented 38% of total revenue as compared to 33% a year ago. The increase in international sales was attributable to an increase of $2,940,000 or 51% in networking revenues and an increase of $803,000 or 41% in controller revenues. The international reseller and OEM channels grew 56% and 42%, respectively, in the first six months of 1995 as compared to the same period in 1994.

Net sales to resellers and OEMs increased $4,406,000 or 49% and $2,276,000 or 16%, respectively, from the first six months of 1994. The $4,406,000 growth in sales to resellers consisted of a $4,571,000 increase in sales of networking products partially offset by a decrease of $164,000 in sales of controller products. The $2,276,000 growth in sales to OEMs consisted of a $2,055,000 increase in sales of networking products coupled with an increase of $221,000 in sales of controller products.

Networking revenue increased $6,626,000 or 34% in the first six months of 1995 from the first six months of 1994. As a percentage of total revenue, networking increased from 84% in the first six months of 1994 to 87% in the first six months of 1995. These increases were achieved through incremental sales of the Annex family of terminal and communication servers through both the domestic and international OEM and reseller channels. Controller revenues increased $56,000 in the first six months of 1995 as compared to the first six months of 1994. A significant increase in international sales of a custom developed Multibus II was sufficient to offset declines across the rest of the controller product lines.

Gross Profit: Gross profit as a percentage of sales was 48.2% in the first six months of 1995 as compared to 48.5% in the first six months of 1994. Gross profit was unfavorably impacted by higher product start-up expenses, increased FASB 86 amortization, and increased obsolescence provisions for older networking products, partially offset by higher volumes manufactured and shipped. Gross profit margins on networking products remained the same at 49% in the first six months of 1995 as compared to the first six months of 1994. Gross profit margins on the controller product line declined to 44% in the first six months of 1995 from 47% for the same quarter of 1994 due to a change in product mix toward newer, lower margin products and due to increased obsolescence provisions.

Operating Expenses:

Engineering, research and development expenses were $3,156,000 during the first six months of fiscal 1995, reflecting an increase of $306,000 or 11% over the same period in 1994. As a percent of revenue, engineering expenses decreased from 12.2% in the first six months of 1994 to 10.5% in the first six months of 1995. The increase in spending was primarily due to an expanding labor force and additional software consultants to support continued development efforts within the Company's networking product line. Partial funding is provided by several of the Company's OEMs to cover networking development costs. Offsetting the increase in spending is the capitalization of software development costs, which totaled $954,000 and $723,000 in the first six months of fiscal 1995 and 1994, respectively, capitalized pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86). Engineering, research and development expenses also exclude amortization expense of $630,000 and $313,000 in the first six months of fiscal 1995 and 1994, respectively. Amortization of previously capitalized engineering expenses are included in cost of sales.

Sales and marketing expenses were $5,793,000 during the first six months of fiscal 1995, reflecting an increase of $1,552,000 or 37% over the same period in fiscal 1994. The increase was due to an increase in sales and marketing labor expenses and increased sales promotional activities.

General and administrative expenses were $2,283,000, reflecting an increase of $208,000 or 10% over the same period in fiscal 1994. As a percentage of revenue, these expenses decreased from 9% in the first six months of 1994 to 8% in the first six months of 1995. The increase in spending was primarily due to payroll related expenses and an enhanced investor relations program.

The Company has targeted the networking market as the focus of its development efforts and has carefully restricted any resources which are devoted to the controller business. As a result, the controller products continue to generate a greater share of the Company's income than would be expected from the amount of revenue realized.

Interest Income: Net interest income was $287,000 in the first six months of fiscal 1995 as compared to $117,000 during the same period of fiscal 1994. The increase of $170,000 or 145% was due to higher interest rates in fiscal 1995 as compared to fiscal 1994, coupled with higher invested cash balances in fiscal 1995 as compared to fiscal 1994.

Foreign Exchange and Translation Gain (Loss): The Company incurred a foreign exchange loss of $15,000 in the first six months of 1995 as compared to a $9,000 loss in the same period of fiscal 1994. The Company records foreign currency gains and losses when translating the financial statements of the Company's foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52).

Income Taxes: The provision for income taxes for six month period ended April 29, 1995 takes into effect the fact that $5,992,000 of the $6,741,000 write off of in-process research and development is not tax deductible. Therefore, the Company provided income taxes at a 30% rate based on pretax income of $1,854,000 (adjusted for the non-deductible write-off). The Company's effective federal and state income tax rate during the second quarter ended April 29, 1994 was 37%.

Liquidity and Capital Resources:

At April 29, 1995, the Company had cash and cash equivalents of approximately $8,914,000 which represents a decrease of $1,919,000 from October 31, 1994. On April 20, 1995 the Company acquired Scorpion Logic Limited for approximately $4,800,000 in cash and 244,000 shares of Xylogics common stock (see note 10). Accounts receivable increased, reflecting the higher volume of revenue shipments in the second quarter ending April 29, 1995. Inventories increased $363,000 in the first six months of 1995, in order to accommodate the lack of visibility in customer orders due to the increase in business from the reseller channel. The Company's resellers do not carry inventory and require rapid turn-around of orders. Our OEM customers are also continuing to strive to carry lower inventory balances.

The Company expended $923,000 for the purchase of equipment and capitalized $954,000 of software development costs in the first six months ending April 29, 1995. The Company repurchased treasury shares for $335,000.

Working capital was $18,890,000 at April 29, 1995 as compared to $16,668,000 at October 31, 1994. The current ratio was 2.6-1.0 at
April 29, 1995 as compared to 3.6-1.0 at October 31, 1994.

The Company believes that the available cash balances, together with cash from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending
October 31, 1995.

                                           XYLOGICS, INC.

                                     PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on
         April 7, 1995, the following proposals were adopted by the vote specified below:

                                                                    Against                       Broker
Proposal                                          For               Withhold        Abstain       Non-votes

1.   Election of Directors

     o Bruce J. Bergman                           3,765,487         309,235         -             -
     o Bruce E. Elmblad                           3,769,087         305,635         -             -
     o Gerald A. Lodge                            3,768,887         305,835         -             -
     o Frank J. Pipp                              3,765,587         309,135         -             -
     o Bruce I. Sachs                             3,766,087         308,635         -             -

2.   Ratification and
     Approval of Amendment
     to Company's 1992
     Stock Option Plan
     to Increase Number
     of Shares Issuable                           1,587,616         1,119,397       60,269        1,307,440

3.   Ratification and
     Approval of Amend-
     ment of the Company's
     1992 Stock Option
     Plan to limit the
     maximum number of
     shares                                       3,901,278         26,565          53,255        93,624

                                                                    Against                       Broker
Proposal                                          For               Withhold        Abstain       Non-votes

4.   Ratification and
     Approval of Amend-
     ment to the Company's
     1992 Stock Option
     Plan governing
     additional option
     grants to non-
     employee Directors                           1,682,696         1,012,489       72,097        1,307,440

5.   Ratification of Arthur
     Andersen LLP as the
     Company's Independent
     Auditors                                     4,011,693             9,660       53,369                -

Item 5.  Other Information



Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             None

                                              SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                      Xylogics, Inc.
                                                      (Registrant)





Date:_______________________                      Maurice L. Castonguay
                                                  Vice President Finance,
                                                  Treasurer
                                                  and Chief Financial Officer