Form 10-Q/A
period 1995-01-28
XYLOGICS INC /DE/
filed 1995-09-12
CIK 810957

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          OCT-31-1995
[PERIOD-END]                               JAN-28-1995
[CASH]                                          12,200
[SECURITIES]                                         0
[RECEIVABLES]                                    9,966
[ALLOWANCES]                                         0
[INVENTORY]                                      5,539
[CURRENT-ASSETS]                                30,181
[PP&E]                                          14,972
[DEPRECIATION]                                  12,183
[TOTAL-ASSETS]                                  37,146
[CURRENT-LIABILITIES]                            7,713
[BONDS]                                              0
[COMMON]                                           509
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      26,031
[TOTAL-LIABILITY-AND-EQUITY]                    26,540
[SALES]                                         14,545
[TOTAL-REVENUES]                                14,545
[CGS]                                            7,570
[TOTAL-COSTS]                                    5,389
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                    11
[INTEREST-EXPENSE]                                 126
[INCOME-PRETAX]                                  1,701
[INCOME-TAX]                                       510
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     1,191
[EPS-PRIMARY]                                      .20
[EPS-DILUTED]                                      .20