Form 10-Q
period 1995-07-29
XYLOGICS INC /DE/
filed 1995-09-12
CIK 810957

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549

                                              FORM 10-Q

                             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FOR THE QUARTER ENDED JULY 29, 1995

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

                                          Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 1995.


Common Stock, par value $.10                                 5,482,603
(Titles of each class)                                       (Number of Shares)

                                           XYLOGICS, INC.

                                          TABLE OF CONTENTS



                                                                    Page

Part I -  FINANCIAL INFORMATION (UNAUDITED):

        Consolidated balance sheets at
        July 29, 1995 and October 31, 1994                             3

        Consolidated statements of operations
        for the three-and nine-month periods ended
        July 29, 1995 and July 30, 1994                                4

        Consolidated statements of cash flows
        for the nine-month periods ended
        July 29, 1995 and July 30, 1994                                5

        Notes to consolidated financial
        statements                                                     6

        Management's discussion and analysis
        of financial condition and results
        of operations                                                  8


Part II - OTHER INFORMATION                                           12

                                           XYLOGICS, INC.

                    PART I - FINANCIAL INFORMATION - CONSOLIDATED BALANCE SHEETS

                                              ($000's)


ASSETS
_______
                                        7/29/95         10/31/94
                                      (Unaudited)

Current Assets:
  Cash and Cash Equivalents             $ 8,936         $10,834
  Accounts Receivable                    13,441           9,070
  Refundable Income Taxes                   133             608
  Inventories                             7,113           5,971
  Prepaid Expenses                          557             159
  Prepaid Income Taxes                    1,806           1,628
                                        _______          ______

Total Current Assets                    $31,986         $28,270
                                        _______         _______

Equipment and Improvements, at cost:
  Equipment                             $14,286         $13,215
  Furniture                                 518             550
  Leasehold Improvements                    611             694
                                        _______         _______

                                        $15,415         $14,459

  Less:  Accumulated Depreciation
         & Amortization                 (12,097)        (11,932)
                                        _______         _______

                                        $ 3,318         $ 2,527
                                        _______         _______

Other Assets, net                       $ 4,873         $ 4,250
                                        _______         _______

                                        $40,177         $35,047
                                        =======         =======

LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
  Accounts Payable                      $ 5,179         $ 2,696
  Accrued Expenses                        6,581           4,699
                                        _______          ______

Total Current Liabilities               $11,760         $ 7,395

Deferred Income Taxes                   $ 2,893         $ 2,679
                                         ______          ______


Commitments                                   -               -

Stockholders' Investment:
  Common Stock, $.10 Par Value
  - Authorized -- 25,000,000 shares.
  Issued -- 5,507,603 shares at
  July 29, 1995 and 5,028,032 shares
  at October 31, 1994                   $   551         $   503
Additional Paid-in Capital               18,562          14,181
Retained Earnings                         7,209          10,355
Treasury Stock, 25,000 at July 29,
  1995 and 4,776 at October 31, 1994       (798)            (66)
                                        _______         _______

Total Stockholders' Investment          $25,524         $24,973
                                        _______         _______

                                        $40,177         $35,047
                                        =======         =======



See accompanying notes to the consolidated financial statements.

                                           XYLOGICS, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  (in $000's except per share data)


                       Three Months Ended      Nine Months Ended
                       7/29/95    7/30/94      7/29/95   7/30/94
                       _______    _______      _______   _______

Net Sales              $17,211     $13,012     $47,269   $36,388

Cost of Sales            8,576       6,829      24,149    18,867
                       _______     _______     _______   _______

  Gross Profit          $8,635      $6,183     $23,120   $17,521
                       _______     _______     _______   _______

Operating Expenses

  Engineering, R&D      $1,821      $1,362      $4,977    $4,212
  Sales and Marketing    3,584       2,489       9,378     6,730
  General and
    Administrative       1,078       1,000       3,361     3,075
  Write-off of
    In-Process R & D         -           -       6,741         -
  Write-off of
    Impaired Assets          -           -         921         -
                        ______      ______      ______     _____

    Total Expenses      $6,483      $4,851     $25,378   $14,017
                        ______      ______     _______   _______

     Income (Loss)
       from Operations  $2,152      $1,332     ($2,258)   $3,504

Interest Income, Net        89          68         382       185

Foreign Exchange
  Gain (Loss)               (7)          -         (22)       (9)

Other Expense, Net         (18)         (1)        (24)       (1)
                        _______     _______     _______    ______

Income (Loss)
  Before Income Taxes   $2,216      $1,399     ($1,922)   $3,679

Provision for
  Income Taxes             665         518       1,221     1,362
                        ______      ______      ______    ______

Net Income (Loss)       $1,551        $881     ($3,143)   $2,317
                        ======      ======     ========   ======

Primary Earnings
 (Loss) Per Share        $0.25       $0.16      ($0.61)    $0.44
                         =====       =====      =======    =====

Fully Diluted Earnings
  (Loss) Per Share       $0.25       $0.16      ($0.61)    $0.43
                         =====       =====      =======    =====

Weighted Average
  Common Shares             -           -        5,140         -

  Weighted Average Common
  and Common Equivalent
  Shares Outstanding
     Primary             6,109      5,345        5,140     5,301
     Fully Diluted       6,158      5,345        5,140     5,382


See accompanying notes to the consolidated financial statements.
/TABLE

                                           Xylogics, Inc.

                                Consolidated Statements Of Cash Flows

                                             (Unaudited)

                                               (000's)


                                                Nine Months Ended
                                               7/29/95    7/30/94

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            ($3,143)   $2,317
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    for) operating activities:
      Depreciation and amortization              2,534     1,615
      Deferred income taxes                         36       495
  Change in assets and liabilities,
    excluding Scorpion Logic Ltd. Acquisition
      Refundable income taxes                      475       523
      Accounts receivable                       (3,332)   (1,972)
      Inventories                                 (629)     (789)
      Prepaid Expenses                            (386)     (151)
      Accounts payable                           1,985       544
      Accrued expenses                           1,448       430
      Accrued income taxes                          60         -
                                                ______    ______

       Net cash provided by (used
         for) operating activities               ($952)   $3,012
                                                ______    ______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment & improvements         ($1,603)  ($1,192)
  Capitalization of software development
     costs                                      (1,498)   (1,104)
  Decrease in other assets                         (22)      184
  Purchase of intangible assets                      -      (269)
  Investing activities related to Scorpion
     Logic Ltd. Acquisition
      Scorpion Logic NBV, less cash
      acquired                                    (612)        -
      Purchase of intangible assets             (1,700)        -
      Write off of impaired assets                 921         -
                                                ______    ______

       Net cash used for investing
         activities                            ($4,514)  ($2,381)
                                               _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock, net of related
    expenses                                   $1,673      $642
  Issuance of common stock to acquire
    Scorpion Logic Ltd. acquisition             3,157         -
  Purchase of treasury stock                   (1,133)     (752)
  Decrease in short-term debt, related
    to Scorpion Logic Ltd. Acquisition           (126)        -
  Cumulative Translation Adjustment                (3)        -
                                                ______    ______

       Net cash provided by (used for)
         financing activities                  $3,568     ($110)
                                                ______    ______

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 ($1,898)     $521
                                               _______    ______

CASH AND CASH EQUIVALENTS,
  Beginning of period                         $10,834    $9,033
                                               ______     _____

CASH AND CASH EQUIVALENTS,
  End of period                                $8,936    $9,554

                                               =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for income taxes                   $318      $278
    Cash paid for interest                          -         -



See accompanying notes to the consolidated financial statements.
/TABLE

                                           XYLOGICS, INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. On April 20, 1995 the Company acquired Scorpion Logic Limited and its wholly owned subsidiary, Infinite Networks, Limited (Note 9). The accompanying balance sheet includes the assets and liabilities of Scorpion Logic Limited at July 29, 1995. This transaction was accounted for as a purchase, and accordingly, the statement of operations includes Scorpion Logics results of operations from the date of acquisition, April 20, 1995, through the quarter ending July 29,1995.

     2. The consolidated financial statements as of July 29, 1995 and for the three and nine-month periods ended July 29, 1995 and July 30, 1994 are unaudited, but include all adjustments (consisting of normal, recurring adjustments) that the Company considers necessary for a fair presentation of such interim financial statements. The results of operations for the three and nine-month periods ended July 29, 1995 are not necessarily indicative of the results for the entire year. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's consolidated annual financial statements and notes.

     3. Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                 7/29/95                 10/31/94

                                             ($000's)

Purchase parts and materials      $3,374                  $2,295

Work-in-process and finished
  goods                            3,739                   3,676
                                  ______                   _____

                                  $7,113                  $5,971
                                  ======                  ======

     4. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common equivalents are not considered in the computation of net loss per share, as the result would be antidilutive. Net income per share is based on the weighted average number of primary and fully diluted shares of common stock and common stock equivalents

(stock options) outstanding during the period.

     5. On November 4, 1994, the Company declared a two-for-one stock split of the Company's common stock effected as a 100% stock dividend to shareholders of record on November 18, 1994. The distribution of the dividend was completed on December 2, 1994. All share and per share amounts have been restated to reflect the two-for-one stock split.

     6. For the quarter ended July 29, 1995, the Company had sales to one customer that represented more than 10% of the Companys total sales for the quarter. The Company had sales to this customer of approximately $2,989,000 (17% of net sales) in the third quarter of 1995. Sales to that same customer in the third quarter of fiscal 1994 were less than 10% of total sales. During the same quarter of 1994, sales to another customer were $2,029,000 (16% of net sales). No other customers in the third quarters ended 1995 and 1994 represented 10% of total revenue for the quarter.

        For the first nine months of fiscal 1995 the Company had sales to three customers that represented more than 10% of the Companys sales. Sales to the first customer were $6,548,000
(14% of net sales) compared to sales for the same customer in 1994 of $5,377,000 (15% of net sales). Sales to a second customer for the first nine months of 1995 were $4,820,000 (10% of net sales) compared to sales for the same customer in 1994 of $3,852,000 (11% of net sales). Sales to a third customer for the nine month period ending July 29, 1995 were $5,669,000 (12% of net sales) and sales to this customer for the same period in 1994 represented less than 10% of the Companys sales for the period.

     7. The Company capitalizes certain computer software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86). These costs are amortized on a straight line basis over two years beginning at the time the initial shipment to customers of the related products. Amortization expense recorded for the three-month periods ending July 29, 1995 and July 30, 1994 were approximately $369,000 and $203,000 respectively, and is reflected in cost of goods sold. During the third quarter of 1995 and 1994, approximately $545,000 and $385,000, respectively, of certain software development costs were capitalized in accordance with SFAS No. 86. For the first nine months of fiscal 1995 and 1994, amortization expense was $999,000 and $516,000, respectively. In addition, as a result of the acquisition of Scorpion Logic, $58,000 of previously capitalized software development costs were written-off as an impaired asset in the second quarter of fiscal 1995. The unamortized balance of these capitalized costs at July 29, 1995 and July 30, 1994 is approximately $2,710,000 and $2,018,000 respectively, and is included in other assets.

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

In the first quarter of 1995, the Company began amortizing the Novell/IPX remote access and dial-up routing technology as a result of initial shipments. The amortization expense for the first quarter of fiscal 1995 was approximately $144,000. This amortization expense is reflected in engineering, research and development expenses. As a result of the acquisition of Scorpion Logic, $863,000 representing the remaining balance of the Novell/IPX technology acquired from Microtest was written off as an impaired asset in the second quarter of 1995.

     9. On April 20, 1995 the Company acquired all of the issued capital stock of Scorpion Logic Limited, a developer of high speed, intelligent ISDN on demand routing systems, and its wholly owned subsidiary, Infinite Networks Limited, each a private company limited by shares and incorporated in England and Wales. Scorpion Logic will be combined with Infinite Networks and will become a separate business unit of Xylogics.

Scorpion Logic was acquired for a combination of 244,000 shares of Xylogics common stock, par value $0.10 and $4,800,000 in cash. The total cost of the acquisition includes the purchase price of $9,263,000 and a charge to earnings for $921,000 for Xylogics intangible assets impaired as a result of the acquisition. The impaired assets consist of $58,000 of previously capitalized research and development expenses and $863,000 representing the remaining balance of the Novell/IPX technology acquired from Microtest.

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

  Product Line                        $   600,000
  IPX Technology                          400,000
  Trademark and customer lists            300,000
  Goodwill                                400,000
                                          _______

                                       $1,700,000
                                       ===========

The product line and IPX technology are being amortized, for financial accounting purposes, over a two and three year period, respectively, commencing in the third fiscal quarter of 1995. The trademark and customer lists and goodwill are being amortized over a ten year period commencing in the third fiscal quarter of 1995.

The cost and accumulated amortization of the intangible assets acquired were as follows as of July 29, 1995:

             Product     IPX           Trademark &
             Line        Technology    Customer List    Goodwill

Cost         $600,000    $400,000      $300,000         $400,000

Accumulated
Amortization   75,000      33,333         7,500           14,286
             ________    ________      _________        ________

             $525,000    $366,667      $292,500         $385,714
             ========    ========      ========         ========

[TEXT]
     10. On September 6, 1995, the Company announced that it had signed a binding agreement to be acquired by Bay Networks, Inc. Under the terms of the agreement, Bay Networks, Inc. will exchange 1.05 shares of its common stock for each outstanding share of the Company's common stock. The Company will become an independent operating unit of Bay Networks, Inc. and will continue to focus on the remote access market. The stock-for-stock merger is expected to be a tax-free reorganization and accounted for as a pooling of interests. The agreement is subject to approval by the Company's stockholders and to standard antitrust clearances and various other requirements specified in the agreement. The consummation of the merger is currently anticipated to occur in the fourth calendar quarter of 1995. As part of the transaction, the Company granted Bay Networks, Inc. an option to purchase a number of shares equal to approximately
6.3 percent of the Company's outstanding shares, under certain circumstances as specified in the agreement.

<PAGE 13>
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter of Fiscal 1995 Compared to Third Quarter of Fiscal
1994

Net Sales: Net sales for the third quarter of 1995 increased by $4,199,000 or 32% as compared to the third quarter of 1994. The increase was attributable to higher revenue generated by the networking product line, and an increase in sales of the Company's controller products.

Net sales to resellers increased $4,766,000 or 81% and sales to OEM's decreased $566,000 or 8% in the third quarter of 1995 as compared to the third quarter of 1994. The $4,766,000 growth in sales to resellers consisted primarily of a $4,875,000 or 86% increase in sales of networking products, offset by a decrease of $109,000 or 53% in sales of the controller product. The strength of the sales in the reseller channel is attributable to the success of the new Remote Annex product line and the new ISDN products. The product mix was heavily skewed towards reseller business: reseller revenues were higher than anticipated, while OEM revenues were lower than anticipated. A significant amount of reseller revenue in the third quarter of fiscal 1995 was directly attributable to OEM referrals.

Networking revenue increased $3,253,000 or 27% in the third quarter of 1995 from the third quarter of 1994. As a percentage of total revenue, networking revenue decreased from 91% in the third quarter of 1994 to 88% in the third quarter of 1995. Controller revenues increased $946,000 in the third quarter of 1995 compared to the third quarter of 1994. This increase was due to an increase in sales of the newer generation Multibus II product to our largest international OEM. Although controller revenue was stronger than anticipated, the Company believes it will represent a declining percentage of overall revenue in the future.

Revenue grew in both the domestic and international markets. Net domestic sales in the third quarter of 1995 increased $2,180,000 or 25% from the third quarter of 1994. Domestic sales represented 64% of total revenue as compared with 67% a year ago. The increase in domestic revenue was attributable to a 27% increase in networking revenue and a 3% increase in controller sales. The domestic reseller channel grew 64% primarily due to an increase in sales of the new Remote Annex product line. International sales represented 36% of total revenue as compared to 33% a year ago. The increase in international revenue was attributable to an increase in the networking sales of the new Remote Annex product line and the new ISDN products coupled with an increase in controller revenues of the newer generation Multibus II product to our largest OEM. The international reseller channel grew 114%, primarily due to an increase in sales of both the new Remote Annex product line and the new ISDN products. The international OEM channel decreased 12%.

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

The Company does not require most resellers to carry inventory. One exception is Westcon, Inc., a two-tier distributor that carries inventory for its own resellers. Therefore, the Company's ability to fill orders within a seven day period is critical to the Company's overall success. The Company's OEM customers do carry inventory; however, just-in-time inventory procurement and management practices are generally applied, and our customers, both OEMs and resellers, are demanding shorter and shorter lead-times to obtain product. This adds a significant element of risk, as the Company is required to anticipate what products will be required for sale before any firm orders or forecasts are received from the customer. In addition, over one half of each quarter's revenue is typically booked in the second half of each fiscal quarter and is shipped in the last month of the quarter. These factors require the Company to carry more inventory and raise the risk that the Company will not properly forecast the mix or timing of when actual sales are made. This trend is expected to continue over the foreseeable future. Westcon is also able to do stock rotation on up to 15% of its purchases over the last 90 days. Any inventory exchanged by Westcon will be unused product and will be available for resale to other customers. Other international resellers also have stock rotation privileges

Gross Profit: Gross profit as a percentage of sales was 50.2% in the third quarter of 1995 as compared to 47.5% in the third quarter of 1994. Gross profit was favorably impacted by the strong growth in the reseller channel which yields higher margins. This favorable impact on gross margins was partially offset by higher FASB 86 amortization expense. Gross profit margins on networking products increased to 51.4% in the third quarter of 1995 as compared to 48% in the same quarter of 1994, as a result of higher margins achieved in the reseller channel and shipments of the new Remote Annex product line. Gross profit margins on the controller product line were 41% in the third quarter of 1995 and 1994.


Operating Expenses:

Engineering, research and development expenses were $1,821,000 during the third quarter of fiscal 1995, reflecting an increase of $459,000 or 34% over the same period in fiscal 1994. As a percentage of revenue, these expenses increased from 10.5% in the third quarter of 1994 to 10.6% in the third quarter of 1995. Most of the growth in expenses was due to an increase in the labor force and software consulting for our networking product line. Partial funding is provided by several of the Company's OEMs to cover some of the networking development costs. The 1995 and 1994 third quarter expenses exclude the capitalization of $545,000 and $385,000, respectively, capitalized pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86). Engineering, research and development expenses also exclude $369,000 and $203,000 of amortization expense of previously capitalized expenses pursuant to SFAS No. 86 which appears in cost of sales.

Sales and marketing expenses were $3,584,000 during the third quarter of 1995, reflecting an increase of $1,095,000 or 44% over the same period in 1994. As a percentage of revenue, these expenses increased from 19% in the third quarter of 1994 to 20.8% in the third quarter of 1995. The growth in spending was primarily attributable to an increase in the labor force and increased sales promotional activities.

General and administrative expenses were $1,078,000 during the third quarter of 1995, reflecting an increase of $78,000 or 8% from the same period in 1994. As a percentage of revenue, these expenses decreased from 8% in the third quarter of 1994 to 6% in the same quarter of 1995. The increase in spending was primarily due to payroll related expenses.

The Company has targeted the networking market as the focus of its development efforts, and has carefully restricted any resources that are devoted to the controller business. As a result, the controller products continue to generate a greater share of the Company's income than would be expected from the amount of revenue realized.

Interest Income: Net interest income was $89,000 in the third quarter of 1995 as compared to $68,000 during the same period in fiscal 1994. Higher interest rates led to the increase in interest income.

Foreign Exchange and Translation Gain (Loss): The Company incurred an insignificant foreign exchange loss of $7,000 in the third quarter of 1995. There was no foreign exchange loss in the third quarter of 1994. The Company records currency gains or losses when translating the financial statements of the Company's foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52)


Income Taxes:    The Companys effective federal and state income
tax rate during the third quarter ended July 29, 1995 was 30% as compared to 37% for the comparable period in 1994.


First Nine Months of Fiscal 1995 Compared to the First Nine
Months of Fiscal 1994

Net Sales: Net sales for the nine months ending July 29, 1995 increased $10,881,000 or 30% as compared to the first nine months of 1994. The increase was attributable to higher revenue generated by the networking product line, coupled with a small increase in sales of the Company's controller products.

In the first nine months of 1995, net domestic sales increased $5,119,000 or 21% and international sales increased $5,762,000 or 48% as compared to the first nine months of 1994. Domestic sales represented 62% of total revenue as compared to 67% a year ago. The increase in domestic revenue was attributable to an increase of $5,849,000 or 27% in networking revenues offset by a $730,000 or 29% decrease in controller revenues. The domestic OEM and reseller channel grew 1% and 53% respectively, as compared to the first nine months of 1994. International sales represented 38 % of total revenue as compared to 33% a year ago. The increase in international sales was attributable to an increase of $4,030,000 or 42% in networking revenues and an increase of $1,732,000 or 71% in controller revenues. The international reseller and OEM channels grew 77% and 23%, respectively, in the first nine months of 1995 as compared to the same period in 1994.

Net sales to resellers and OEMs increased $9,172,000 or 62% and $1,709,000 or 8%, respectively, from the first nine months of 1994. The $9,172,000 growth in sales to resellers consisted of a $9,446,000 increase in sales of networking products partially offset by a decrease of $274,000 in sales of controller products. The $1,709,000 growth in sales to OEMs consisted of a $433,000 increase in sales of networking products coupled with an increase of $1,276,000 in sales of controller products.

Networking revenue increased $9,879,000 or 31% in the first nine months of 1995 from the first nine months of 1994. As a percentage of total revenue, networking increased from 86% in the first nine months of 1994 to 87% in the first nine months of 1995. Controller revenues increased $1,002,000 in the first nine months of 1995 as compared to the first nine months of 1994. A significant increase in international sales of a custom developed Multibus II controller was sufficient to offset declines across the rest of the controller product line.

Gross Profit: Gross profit as a percentage of sales was 49% in the first nine months of 1995 as compared to 48.4% in the first nine months of 1994. Gross profit margins on networking products improved to 49.8% in the first nine months of 1995 from 49.2% in the first nine months of 1994, while gross margins on the controller product line declined to 43% in the first nine months of 1995 from 45% in the first nine months of 1994.
The gross profit margin on networking products was favorably impacted by shipments of the new Remote Annex product line and the new ISDN products and the growth in the reseller channel. These favorable affects on gross margins were partially offset by higher FASB 86 amortization expense. The decrease in gross profit margins on controller products was due to a change in product mix toward newer, lower margin products.

Operating Expenses:
Engineering, research and development expenses were $4,977,000 during the first nine months of fiscal 1995, reflecting an increase of $765,000 or 18% over the same period in 1994. As a percentage of revenue, engineering expenses decreased from 12% in the first nine months of 1994 to 10.5% in the first nine months of 1995. The increase in spending was primarily due to an expanding labor force and additional software consultants to support continued development efforts within the Company's networking product line. Partial funding is provided by several of the Company's OEMs to cover networking development costs. Offsetting the increase in spending is the capitalization of software development costs, which totaled $1,499,000 and $1,108,000 in the first nine months if fiscal 1995 and 1994, respectively, capitalized pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86). Engineering, research and development expenses also exclude amortization expense of $999,000 and $516,000 in the first nine months of fiscal 1995 and 1994, respectively. Amortization of previously capitalized engineering expenses is included in cost of sales.

Sales and marketing expenses were $9,378,000 during the first nine months of fiscal 1995, reflecting an increase of  $2,648,000 or 39% over the same period in fiscal 1994. The increase was due to an increase in sales and marketing labor expenses and increased sales promotional activities.

General and administrative expenses were $3,361,000, reflecting an increase of $286,000 or 9% over the same period in fiscal 1994. As a percentage of revenue, these expenses decreased from 8% in the first nine months of 1994 to 7% in the first nine months of 1995. The increase in spending was primarily due to payroll related expenses and an investor relations program to promote the Company to the financial community.

Write-off of in-process research and development was $6,741,000 representing the appraised value of in-process research and development of primary rate ISDN technology and other ISDN routing technology under development for which technological feasibility has not been established.

Write-off of impaired assets represents the Company's intangible assets impaired as a result of the acquisition. These assets were reflected as other assets on the Company's balance sheet prior to the acquisition.

The Company has targeted the networking market as the focus of its development efforts and has carefully restricted any resources that are devoted to the controller business. As a result, the controller products continue to generate a greater share of the Company's income than would be expected from the amount of revenue realized.

The Company reported a net loss for the nine month period ended July 29, 1995 of $3,143,000 or $.61 per share based on 5,140,000 weighted average shares outstanding. The loss reflects pretax charges of $6,741,000 for acquired in-process research and development as a result of the Scorpion Logic acquisition, and $921,000 for the write-off of the Company's intangible assets; impaired as a result of this acquisition. (See note 9.)

Interest Income: Net interest income was $382,000 in the first nine months of fiscal 1995 as compared to $185,000 during the same period of fiscal 1994. The increase of $197,000 or 106% was due to higher interest rates in fiscal 1995 as compared to fiscal 1994, coupled with higher invested cash balances in fiscal 1995 as compared to fiscal 1994.

Foreign Exchange and Translation Gain (Loss): The Company incurred a foreign exchange loss of $22,000 in the first nine months of 1995 as compared to a $9,000 loss in the same period of fiscal 1994. The Company records foreign currency gains and losses when translating the financial statements of the Company's foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52).

Income Taxes: The provision for income taxes for the nine month period ended July 29, 1995 takes into effect that $5,992,000 of the $6,741,000 write off of in-process research and development is not tax deductible. Therefore, the Company provided income taxes at a 30% rate based on pretax income of $4,070,000 (adjusted for the non-deductible write-off). The Company's effective federal and state income tax rate during the nine month period ended July 30, 1994 was 37%.

Liquidity and Capital Resources:

At July 29, 1995, the Company had cash and cash equivalents of $8,936,000 which represents a decrease of $1,898,000 from October 31, 1994. On April 20, 1995 the Company acquired Scorpion Logic Limited for approximately $4,800,000 in cash and 244,000 shares of the Company's common stock (see note 9). Accounts receivable increased $4,372,000 reflecting the higher volume of revenue shipments in the third quarter ending July 29, 1995. Inventories increased $1,142,000 in the first nine months of 1995, to accommodate the lack of visibility in customer orders from the increase in business from the reseller channel. Most of the Company's resellers do not carry inventory and require rapid turn around of orders. Our OEM customers are also continuing to strive to carry lower inventory balances.

The Company expended $1,603,000 for the purchase of equipment and capitalized $1,499,000 of software development costs in the first nine months ending July 29, 1995. The Company repurchased treasury shares for $1,133,000.

Working capital was $20,226,000 at July 29, 1995 as compared to $16,668,000 at October 31, 1994. The current ratio was 2.7-1.0 at
July 29, 1995 as compared to 3.6-1.0 at October 31, 1994.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Westcon Agreement (EX-99) - Confidential Treatment Requested

         b.  Reports on Form 8-K

             Form 8K was filed for the acquisition of Scorpion Logic Ltd. Exhibits included the
             Share Purchase Agreement and the Shelf Registration Rights agreement. The filing was submitted on diskette on May 4, 1995. The Company was informed, at a later date, that the filing was accepted by the Securities and Exchange Commission, but was not an official filing. The Company electronically filed Form 8K on June 9, 1995 and it was officially accepted.

             Form 8K/A was filed electronically on May 31, 1995 to include the financial statements of Scorpion Logic Ltd. The submission was accepted and we received a confirming copy from the Securities and Exchange Commission. We were recently informed that the confirming copy is not indicative of a successful electronic filing and the Company was asked to refile the 8K/A on September 12, 1995.

                                              SIGNATURE


    Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                               Xylogics, Inc.
                               Registrant





Date:                          Maurice L. Castonguay
                               Vice President Finance,
                               Treasurer
                               and Chief Financial Officer